Form 10-Q
period 2009-09-30
ASIA SELECT ACQUISITION III CORP
filed 2009-11-19
CIK 1463176

FORM 10-Q
U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number 005-85029

Asia Select Acquisition III Corp.
(Exact name of registrant as specified in its charter)

Delaware	98-0594314
(State or other jurisdiction	(I.R.S. Employer Identification Number)
of incorporation or organization)

300-1055 West Hastings Street, Vancouver, Canada, V6E 2E9
(Address of principal executive offices)

(604) 689-0618
(Registrant’s telephone number, including area code)

No change
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.  Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated file.  See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒.
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒ No ☐.

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING
THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐.

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 5,000,000 shares of common stock, par value $.0001 per share, outstanding as of November 19, 2009.

ASIA SELECT ACQUISITION III CORP.

- INDEX -

		Page
PART I – FINANCIAL INFORMATION:

Item 1.	Financial Statements:

	Balance Sheets as of September 30, 2009 (Unaudited) and March 31, 2009	2

	Statements of Operations (Unaudited) for the Three and Six Months ended September 30, 2009, the period from August 29, 2008 (Inception) to September 30, 2008 and the period from August 29, 2008 (Inception) to September 30, 2009	3

	Statement of Stockholders Equity (Deficit) as of September 30, 2009 and March 31, 2009	4

	Statements of Cash Flows (Unaudited) for the for the period from August 29, 2008 (Inception) to September 30, 2008, the Six Months ended September 30, 2009 and the Cumulative period from August 29, 2008 (Inception) to September 30, 2009	5

	Notes to Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	12

Item 4.	Controls and Procedures	12

PART II – OTHER INFORMATION:

Item 1.	Legal Proceedings	12

Item 1A.	Risk Factors	12

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	12

Item 3.	Defaults Upon Senior Securities	13

Item 4.	Submission of Matters to a Vote of Security Holders	13

Item 5.	Other Information	13

Item 6.	Exhibits	13

Signatures		14

ii

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions for Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, the financial statements contain all material adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, results of operations, and cash flows of the Company for the interim periods presented.

The results for the period ended September 30, 2009 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Form 10 filed with the Securities and Exchange Commission on August 6, 2009.

Asia Select Acquisition III Corp.
(A Development Stage Company)
Balance Sheets

	September 30, 2009	March 31, 2009
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$27,277	$50,988

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities:
Due to related parties	4
Notes payable-related parties	60,000	60,000
	60,004	60,000

COMMITMENTS AND CONTINGENCIES

Stockholders' Equity (Deficit)
Preferred stock: $0.0001 par value; 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock: $0.0001 par value; 100,000,000 shares authorized, 5,000,000 shares issued and outstanding	500	500
Additional paid in capital	9,500	9,500
(Deficit) Accumulated During the Development Stage	(42,727)	(19,012)
Total stockholders' Equity (Deficit)	(32,727)	(9,012)

	$27,277	$50,988

See Accompanying Notes to Financial Statements

Asia Select Acquisition III Corp.
(A Development Stage Company)
Statements of Operations
(Unaudited)

	Three Months Ended September 30, 2009	For the Period August 29, 2008 (Inception) to September 30, 2008	Six Months Ended September 30, 2009	Cumulative For the Period August 29, 2008 (Inception) to September 30, 2009
Revenue	$-	$-	$-	$-

Expenses	14,448	12,500	23,713	42,727

Net loss for the period	$(14,448)	$(12,500)	$(23,715)	$(42,727)

Loss per share - basic and diluted	*	*	*

Weighted average number of common shares
outstanding - basic and diluted	$5,000,000	892,500	5,000,000

* Less than $.01
See Accompanying Notes to Financial Statements

Asia Select Acquisition III Corp.
(A Development Stage Company)
Statement of Stockholders' Equity (Deficit)

	Number of common shares	Par Value	Additional Paid-in Capital	(Deficit) Accumulated During the Development Stage	Total Stockholders' Equity (Deficit)
Balance, August 29, 2008 (date of inception)	-	$-	$-	$-	$-

Sale of common stock on September 3, 2008 at $0.00182 per share	5,000,000	500	8,590	-	9,090
Sale of warrants on September 3, 2008 at $0.00182 per warrant	-	-	910	-	910
Net loss for the period	-	-	-	(19,012)	(19,012)
Balance, March 31, 2009	5,000,000	$500	$9,500	$(19,012)	$(9,012)

Net loss for the period	-	-	-	(23,715)	(23,715)
Balance,September 30, 2009 (Unaudited)	5,000,000	$500	$9,500	$(42,727)	$(32,727)

See Accompanying Notes to Financial Statements

Asia Select Acquisition III Corp.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

	For the Period August 29, 2008 (Inception) to September 30, 2008	Six Months Ended September 30, 2009	Cumulative from the Period August 29, 2008 (Inception) to September 30, 2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(12,500)	$(23,715)	$(42,727)
Due to related parties	-	4	4
Net cash used in operating activities	(12,500)	(23,711)	(42,723)

CASH FLOWS FROM FINANCING ACTIVITIES
Notes payable-related parties	10,715	-	60,000
Proceeds from issuance of common stock and warrants	1,785	-	10,000
Net cash provided by financing activities	12,500	-	70,000

Change in cash and cash equivalents during the period	-	(23,711)	27,277

Cash and cash equivalents, beginning of period	-	50,988	-

Cash and cash equivalents, end of period	$-	$27,277	$27,277

Supplemental Disclosures
Interests paid			-
Income taxes paid .			-

See Accompanying Notes to Financial Statements

Asia Select Acquisition III Corp.
(A Development Stage Company)
Notes to Financial Statements
September 30, 2009

1.	Summary of Significant Accounting Policies

History
Asia Select Acquisition III Corp., (the “Company”) was incorporated in the State of Delaware on August 29, 2008. The Company has not realized revenues to date and therefore is classified as a development stage Corporation as defined in Financial Accounting Standards Board Accounting Standards Codification (“FASB-ASC”).   The fiscal year end is March 31.

Going Concern and Plan of Operation
The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company is in the development stage and has negative working capital, negative stockholders’ equity and has not earned any revenues from operations to date. These conditions raise substantial doubt about its ability to continue as a going concern.

The Company is currently devoting its efforts to locating merger candidates.  The Company's ability to continue as a going concern is dependent upon its ability to develop additional sources of capital, locate and complete a merger with another company, and ultimately, achieve profitable operations. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Income Taxes
The Company uses the liability method of accounting for income taxes.  Under this method, deferred income taxes are recorded to reflect the tax consequences in future years of temporary differences between the tax bases of the assets and liabilities and their financial amounts at year-end.

For federal income tax purposes, substantially all startup and organizational expenses must be deferred until the Company commences business.  The Company may elect a limited deduction of up to $5,000 in the taxable year in which the trade or business begins.  The $5,000 must be reduced by the amount of startup costs in excess of $50,000.  The remainder of the expenses not deductible must be amortized over a 180-month period beginning with the month in which the active trade or business begins.  These expenses will not be deducted for tax purposes and will represent a deferred tax asset.  The Company will provide a valuation allowance in the full amount of the deferred tax asset since there is no assurance of future taxable income.  Tax deductible losses can be carried forward for 20 years until utilized.

Deferred Offering Costs
Deferred offering costs, consisting of legal, accounting and filing fees relating to an offering will be capitalized. The deferred offering costs will be offset against offering proceeds in the event the offering is successful. In the event the offering is unsuccessful or is abandoned, the deferred offering costs will be expensed.

Asia Select Acquisition III Corp.
(A Development Stage Company)
Notes to Financial Statements
September 30, 2009

1	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Cash and Cash Equivalents
Cash and cash equivalents consist primarily of cash in banks and highly liquid investments with original maturities of 90 days or less.

Concentrations of Credit Risk
The Company maintains all cash in deposit accounts, which at times may exceed federally insured limits.  The Company has not experienced a loss in such accounts.

Earnings per Common Share
Basic earnings per common share are computed based upon the weighted average number of common shares outstanding during the period.  Diluted earnings per share consists of the weighted average number of common shares outstanding plus the dilutive effects of options and warrants calculated using the treasury stock method.  In loss periods, dilutive common equivalent shares are excluded as the effect would be anti-dilutive.

At September 30, 2009 and 2008, the only potential dilutive securities were 500,001 and 89,250 common stock warrants. Due to the net loss, none of the potentially dilutive securities were included in the calculation of diluted earnings per share since their effect would be anti-dilutive.

Use of Estimates in the Preparation of Financial Statements
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates and assumptions.

Recently Issued Accounting Pronouncements
The Company has adopted all recently issued accounting pronouncements.  The adoption of the accounting pronouncements, including those not yet effective, is not anticipated to have a material effect on the financial position or results of operations of the Company.

2	COMMON STOCK

During August and October 2008, the Company agreed to sell for $9,090 cash, 5,000,000 shares of its $.0001 par value common stock to various investors.  In addition, the Company also sold to these investors for $910 cash warrants to purchase 500,001 shares of common stock at an exercise price of $1.00.  On August 25, 2008, October 8, 2008, October 10, 2008, and October 22, 2008 the Company received advances from the shareholders in the amounts of $1,785, $1,429, $1,429, and $5,357, respectively, for the purchase of Common Stock and Warrants.  As of September 30, 2008 the Company had received $1,785 for the subscription agreements.  The common stock was issued June 17, 2009.  The warrants expire on the earlier of; 1) five years from sixty-one days after the date the Company files a Form 8-K regarding the consummation of a merger or other business combination with an operating business or any other event to which the Company ceases to be a “shell company”, or 2) ten years from the date the warrant was executed.

Asia Select Acquisition III Corp.
(A Development Stage Company)
Notes to Financial Statements
September 30, 2009

3	NOTES PAYABLE-RELATED PARTIES

On June 17, 2009 the Company executed notes payable to related parties totaling $60,000, which are non-interest bearing and are due on the date that the Company completes a business combination.  On August25, 2008, October 8, 2008, October 10, 2008, and October 22, 2008 the Company received advances from the shareholders in the amounts of $10,715, $8,571, $8,571, and $32,143, respectively.

4.	RELATED PARTY TRANSACTIONS

The Company neither owns nor leases any real or personal property. Office services are provided at a charge of $500 per month by Orient Ventures Ltd.  The Company’s President is also the President of Orient Ventures Ltd.  The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities that become available.  Such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

5.	SUBSEQUENT EVENTS

The Company has evaluated events and transactions that occurred between October 1, 2009 and November 19, 2009 which is the date the financial statements were issued for possible disclosure or recognition in the financial statements. The Company has determined that there were no such events or transactions that warrant disclosure or recognition in the financial statements.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statement Notice

Certain statements made in this Quarterly Report on Form 10-Q are “forward-looking statements” (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of Asia Select Acquisition III Corp. (“we”, “us”, “our” or the “Company”) to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Company's plans and objectives are based, in part, on assumptions involving the continued expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance the forward-looking statements included in this Quarterly Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

Description of Business

The Company was incorporated in the State of Delaware on August 29, 2008. The Company maintains its principal executive office at 300-155 West Hastings Street, Vancouver, Canada V6E 2E9. Since inception, the Company has been engaged in organizational efforts and obtaining initial financing. The Company was formed as a vehicle to pursue a business combination through the acquisition of, or merger with, an operating business. The Company filed a registration statement on Form 10 with the U.S. Securities and Exchange Commission (the “SEC”) on August 6, 2009, and since its effectiveness, the Company has focused its efforts to identify a possible business combination

The Company is currently considered to be a “blank check” company. The SEC defines those companies as "any development stage company that is issuing a penny stock, within the meaning of Section 3(a)(51) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and that has no specific business plan or purpose, or has indicated that its business plan is to merge with an unidentified company or companies." Many states have enacted statutes, rules and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions. The Company is also a “shell company,” defined in Rule 12b-2 under the Exchange Act as a company with no or nominal assets (other than cash) and no or nominal operations. Management does not intend to undertake any efforts to cause a market to develop in our securities, either debt or equity, until we have successfully concluded a business combination. The Company intends to comply with the periodic reporting requirements of the Exchange Act for so long as we are subject to those requirements.

The Company was organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. The Company’s principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with an operating business. The Company will not restrict its potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

The Company currently does not engage in any business activities that provide cash flow.  During the next twelve months we anticipate incurring costs related to:

(i)         filing Exchange Act reports, and

(ii)         investigating, analyzing and consummating an acquisition.

We believe we will be able to meet these costs through use of funds in our treasury, through deferral of fees by certain service providers and additional amounts, as necessary, to be loaned to or invested in us by our stockholders, management or other investors.

The Company may consider acquiring a business which has recently commenced operations, is a developing company in need of additional funds for expansion into new products or markets, is seeking to develop a new product or service, or is an established business which may be experiencing financial or operating difficulties and is in need of additional capital. In the alternative, a business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital but which desires to establish a public trading market for its shares while avoiding, among other things, the time delays, significant expense, and loss of voting control which may occur in a public offering.

Since our Registration Statement on Form 10 went effective, our management has had contact and discussions with representatives of other entities regarding a business combination with us. Any target business that is selected may be a financially unstable company or an entity in its early stages of development or growth, including entities without established records of sales or earnings. In that event, we will be subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. In addition, we may effect a business combination with an entity in an industry characterized by a high level of risk, and, although our management will endeavor to evaluate the risks inherent in a particular target business, there can be no assurance that we will properly ascertain or assess all significant risks.

The Company anticipates that the selection of a business combination will be complex and extremely risky. Because of general economic conditions, rapid technological advances being made in some industries and shortages of available capital, our management believes that there are numerous firms seeking even the limited additional capital which we will have and/or the perceived benefits of becoming a publicly traded corporation. Such perceived benefits of becoming a publicly traded corporation include, among other things, facilitating or improving the terms on which additional equity financing may be obtained, providing liquidity for the principals of and investors in a business, creating a means for providing incentive stock options or similar benefits to key employees, and offering greater flexibility in structuring acquisitions, joint ventures and the like through the issuance of stock. Potentially available business combinations may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

Liquidity and Capital Resources

As of September 30, 2009, the Company had assets equal to $27,277 comprised exclusively of cash, and cash equivalents. This compares with assets of $50,988, comprised exclusively of cash and cash equivalents as of March 31, 2009.  The Company’s current liabilities as of September 30, 2009 totaled $60,004, comprised exclusively of monies due to related parties and notes payable to related parties. This compares to the Company’s current liabilities as of March 31, 2009 of $60,000. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities for the three and six months ended September 30, 2009 and the period from August 29, 2008 (Inception) to September 30, 2009:

	Period from August 29, 2008 (Inception) to September 30, 2008	For the Six Months ended September 30, 2009	For the Cumulative Period from August 29, 2008 (Inception) to September 30, 2009
Net Cash (Used in) Operating Activities	$(12,500)	$(23,711)	$(42,723)
Net Cash (Used in) Investing Activities	$-	$-	$-
Net Cash Provided by Financing Activities	$12,500	$-	$70,000
Net Increase in Cash and Cash Equivalents	$-	$(23,711)	$27,277

The Company has only cash assets and has generated no revenues since inception. The Company is also dependent upon the receipt of capital investment or other financing to fund its ongoing operations and to execute its business plan of seeking a combination with a private operating company. In addition, the Company is dependent upon certain related parties to provide continued funding and capital resources. If continued funding and capital resources are unavailable at reasonable terms, the Company may not be able to implement its plan of operations.

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from August 29, 2008 (Inception) to September 30, 2009.  It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance.  It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.  The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the three and six months ended September 30, 2009, the Company had a net loss of $14,448 and $23,715, respectively, comprised of legal, accounting, audit and other professional service fees incurred in relation to the formation of the Company and the filing of the Company’s registration statement on Form 10 in August of 2009.

For the cumulative period from August 29, 2008 (Inception) to September 30, 2008, the Company had a net loss of $12,500, comprised exclusively of legal, accounting, audit and other professional service fees incurred in relation to the formation of the Company and the filing of the Company’s Registration Statement on Form 10 in August of 2009.

For the cumulative period from August 29, 2008 (Inception) to September 30, 2009, the Company had a net loss of $42,727, comprised exclusively of legal, accounting, audit and other professional service fees incurred in relation to the formation of the Company and the filing of the Company’s Registration Statement on Form 10 in August of 2009.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Contractual Obligations

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed pursuant to the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules, regulations and related forms, and that such information is accumulated and communicated to our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

As of September 30, 2009, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the quarter ended September 30, 2009 that have materially affected or are reasonably likely to materially affect our internal controls.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings.

To the best knowledge of the officers and directors, the Company is not a party to any legal proceeding or litigation.

Item 1A.  Risk Factors.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On June 17, 2009, the Company issued an aggregate of 5,000,000 shares of Common Stock and warrants (the “Warrants”) to purchase 500,001 shares of common stock for an aggregate purchase price equal to $10,000 pursuant to the terms and conditions set forth in those certain common stock purchase agreements (each a “Common Stock Purchase Agreement”), and warrant purchase agreements (each a “Warrant Purchase Agreement”).  The Warrants have an exercise price equal to $1.00.  The Warrants are exercisable on or after the date that is 61 days from the filing of a Form 8-K following a merger or other business combination with an operating business or any other event to which the Company ceases to be a “shell company” as defined by Rule 419 of the Securities Act of 1933.  The Warrants terminate on the earlier of June 17, 2019 or five years from the date that is 61 days following the date the Company consummates a merger or other business combination with an operating business or any other event pursuant to which the Company ceases to be a “shell company” and a “blank check company.”  The Company sold these shares of Common Stock and Warrants under the exemptions from registration provided by Regulation S and Section 4(2) of the Securities Act and Regulation D promulgated thereunder.

On June 17, 2009 the Company issued promissory notes to certain stockholders for an aggregate amount of $60,000 to pay for operating expenses.  The promissory notes are non-interest bearing and are due on or before the earlier of (i) June 17, 2017 or (ii) the date that the Company consummates a business combination with a private company in a reverse merger or reverse takeover transaction or other transaction after which the Company would cease to be a shell company (as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended).

No securities have been issued for services. Neither the Registrant nor any person acting on its behalf offered or sold the securities by means of any form of general solicitation or general advertising. No services were performed by any purchaser as consideration for the shares issued.
.
Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

(a)  Exhibits required by Item 601 of Regulation S-K.

Exhibit No.	Description

*3.1	Certificate of Incorporation, as filed with the Delaware Secretary of State on August 29, 2008.

*3.2	By-laws.

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009.

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009.

32.1	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Company’s Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed as an exhibit to the Company's Registration Statement on Form 10, as filed with the SEC on August 6, 2009, and incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASIA SELECT ACQUSITION III CORP.

Dated: November 19, 2009	By:	/s/ Min Kuang
Min Kuang
President, Secretary and Director
Principal Executive Officer
Principal Financial Officer