Form 10-Q
period 2009-06-30
ASIA SELECT ACQUISITION III CORP
filed 2009-11-20
CIK 1463176

FORM 10-Q
U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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
Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company .	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒ No ☐

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

ASIA SELECT ACQUISITION III CORP.

- INDEX -

		Page

PART I – FINANCIAL INFORMATION:

Item 1.	Financial Statements:	1

	Balance Sheets as of June 30, 2009 (Unaudited) and March 31, 2009	2

	Statements of Operations (Unaudited) for the Three Months Ended June 30, 2009, for the period from August 29, 2008 (Inception) to June 30, 2009 and for the period from August 29, 2008 (Inception) to June 30, 2009	3

	Statement of Stockholders Equity (Deficit) as of August 29, 2008 (Inception) and June 30, 2009	4

	Statements of Cash Flows (Unaudited) for three months ended June 30, 2009, and for the period from August 29, 2008 (Inception) to June 30, 2009	5

	Notes to Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	12

Item 4.	Controls and Procedures	12

PART II – OTHER INFORMATION:

Item 1.	Legal Proceedings	12

Item 1A.	Risk Factors	12

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	12

Item 3.	Defaults Upon Senior Securities	13

Item 4.	Submission of Matters to a Vote of Security Holders	13

Item 5.	Other Information	13

Item 6.	Exhibits	13

Signatures		14

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

The results for the period ended June 30, 2009 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Form 10 filed with the Securities and Exchange Commission on August 6, 2009.

Asia Select Acquisition III Corp.
(A Development Stage Company)
Balance Sheets

	June 30, 2009	March 31, 2009
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$41,721	$50,988

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities:
Notes payable-related parties	60,000	60,000

COMMITMENTS AND CONTINGENCIES

Stockholders' Equity (Deficit)
Preferred stock: $0.0001 par value; 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock: $0.0001 par value; 100,000,000 shares authorized, 5,000,000 shares issued and outstanding	500	500
Additional paid in capital	9,500	9,500
(Deficit) Accumulated During the Development Stage	(28,279)	(19,012)
Total stockholders' Equity (Deficit)	(18,279)	(9,012)

	$41,721	$50,988

See Accompanying Notes to Financial Statements

Asia Select Acquisition III Corp.
(A Development Stage Company)
Statements of Operations
(Unaudited)

		Cumulative
	Three Months	for the Period
	Ended	August 29, 2008 (Inception) to
	June 30, 2009	June 30, 2009
Revenue	$-	$-

Expenses	9,267	28,279

Net loss for the period	$(9,267)	$(28,279)

Loss per share - basic and diluted	*

Weighted average number of common shares outstanding - basic and diluted	$5,000,000

* Less than $.01

See Accompanying Notes to Financial Statements

Asia Select Acquisition III Corp.
(A Development Stage Company)
Statement of Stockholders' Equity (Deficit)

	Number of common shares	Par Value	Additional Paid-in Capital	(Deficit) Accumulated During the Development Stage	Total Stockholders' Equity (Deficit)
Balance, August 29, 2008 (date of inception)	-	$-	$-	$-	$-

Sale of common stock on September 3, 2008 at $0.00182 per share	5,000,000	500	8,590	-	9,090
Sale of warrants on September 3, 2008 at $0.00182 per warrant	-	-	910	-	910
Net loss for the period	-	-	-	(19,012)	(19,012)
Balance, March 31, 2009	5,000,000	$500	$9,500	$(19,012)	$(9,012)

Net loss for the period	-	-	-	(9,267)	(9,267)
Balance,June 30, 2009 (Unaudited)	5,000,000	$500	$9,500	$(28,279)	$(18,279)

See Accompanying Notes to Financial Statements

Asia Select Acquisition III Corp.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

		Cumulative
		for the Period
	Three Months Ended	August 29, 2008 (Inception) to
	June 30, 2009	June 30, 2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(9,267)	$(28,279)
Net cash used in operating activities	(9,267)	(28,279)

CASH FLOWS FROM FINANCING ACTIVITIES
Notes payable-related parties	-	60,000
Proceeds from issuance of common stock and warrants	-	10,000
Net cash provided by financing activities	-	70,000

Change in cash and cash equivalents during the period	(9,267)	41,721

Cash and cash equivalents, beginning of period	50,988	-

Cash and cash equivalents, end of period	$41,721	$41,721

Supplemental Disclosures
Interests paid		-
Income taxes paid .		-

See accompanying notes to financial statements.

Asia Select Acquisition III Corp.
(A Development Stage Company)
Notes to Financial Statements
June 30, 2009

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

Asia Select Acquisition III Corp.
(A Development Stage Company)
Notes to Financial Statements
June 30, 2009
(Unaudited – Prepared by Management)

1	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

At June 30, 2009, the only potential dilutive securities were 500,001 common stock warrants. Due to the net loss, none of the potentially dilutive securities were included in the calculation of diluted earnings per share since their effect would be anti-dilutive.

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
June 30, 2009

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

Liquidity and Capital Resources

As of June 30, 2009, the Company had assets equal to $41,721 comprised exclusively of cash, and cash equivalents. This compares with assets of $50,988, comprised exclusively of cash and cash equivalents as of March 31, 2009.  The Company’s current liabilities as of June 30, 2009 totaled $60,000, comprised exclusively of notes payable to related parties. This compares to the Company’s current liabilities as of March 31, 2009 of $60,000. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities for the three months ended June 30, 2009, and the period from August 29, 2008 (Inception) to June 30, 2009:

	For the Three Months Ended June 30, 2009	For the Cumulative Period from August 29, 2008 (Inception) to June 30, 2009

Net Cash (Used in) Operating Activities	$(9,267)	$(28,279)

Net Cash (Used in) Investing Activities	$-	$-

Net Cash Provided by Financing Activities	$-	$70,000

Net Increase in Cash and Cash Equivalents	$(9,267)	$41,721

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

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from August 29, 2008 (Inception) to June 30, 2009. It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance.  It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.  The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the three months ended June 30, 2009, the Company had a net loss of $9,267, comprised of legal, accounting, audit and other professional service fees incurred in relation to the formation of the Company and the filing of the Company’s registration statement on Form 10 in August of 2009.

For the cumulative period from August 29, 2008 (Inception) to June 30, 2009, the Company had a net loss of $28,279, comprised exclusively of legal, accounting, audit and other professional service fees incurred in relation to the formation of the Company and the filing of the Company’s Registration Statement on Form 10 in August of 2009.

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

As of June 30, 2009, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the quarter ended June 30, 2009 that have materially affected or are reasonably likely to materially affect our internal controls.

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

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.

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