Form 10-Q
period 2009-12-31
ASIA SELECT ACQUISITION III CORP
filed 2010-02-02
CIK 1463176

FORM 10-Q
U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number 005-85029

Asia Select Acquisition III Corp.
(Exact name of registrant as specified in its charter)

Delaware	98-0594314
(State or other jurisdiction	(I.R.S. Employer Identification Number)
of incorporation or organization)

300-1055 West Hastings Street, Vancouver, Canada, V6E 2E9
(Address of principal executive offices)

 (604) 689-0618  (604) 689-0618
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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 5,000,000 shares of common stock, par value $.0001 per share, outstanding as of February 1, 2010.

ASIA SELECT ACQUISITION III CORP.

- INDEX -

		Page
PART I – FINANCIAL INFORMATION:

Item 1.	Financial Statements:

	Balance Sheets as of December 31, 2009 (Unaudited) and March 31, 2009	2

	Statements of Operations (Unaudited) for the Three and Nine Months ended December 31, 2009, for the Three Months ended December 31, 2008, and for the Period from August 29, 2008 (Inception) to December 31, 2008, and for the Cumulative period from August 29, 2008 (Inception) to December 31, 2009	3

	Statement of Stockholders Equity (Deficit) as of December 31, 2009 (Unaudited) and March 31, 2009	4

	Statements of Cash Flows (Unaudited) for the Nine Months ended December 31, 2009, for the Period from August 29, 2008 (Inception) to December 31, 2008, and for the Cumulative period from August 29, 2008 (Inception) to December 31, 2009	5

	Notes to Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	12

Item 4.	Controls and Procedures	12

PART II – OTHER INFORMATION:

Item 1.	Legal Proceedings	12

Item 1A.	Risk Factors	12

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	12

Item 3.	Defaults Upon Senior Securities	13

Item 4.	Submission of Matters to a Vote of Security Holders	13

Item 5.	Other Information	13

Item 6.	Exhibits	13

Signatures		14

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

The results for the period ended December 31, 2009 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Form 10 filed with the Securities and Exchange Commission on August 6, 2009.

Asia Select Acquisition III Corp.
(A Development Stage Company)
Balance Sheets

	December 31, 2009	March 31, 2009
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$18,538	$50,988

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities:
Accounts payable	$1,417	$-
Notes payable-related parties	60,000	60,000
Total Current Liabilities	61,417	60,000

COMMITMENTS AND CONTINGENCIES

Stockholders' Equity (Deficit)
Preferred stock: $0.0001 par value; 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock: $0.0001 par value; 100,000,000 shares authorized, 5,000,000 shares issued and outstanding	500	500
Additional paid in capital	9,500	9,500
(Deficit) Accumulated During the Development Stage	(52,879)	(19,012)
Total stockholders' Equity (Deficit)	(42,879)	(9,012)

	$18,538	$50,988

See Accompanying Notes to Financial Statements

Asia Select Acquisition III Corp.
(A Development Stage Company)
Statements of Operations
(Unaudited)

	Three Months Ended December 31, 2009	Three Months Ended December 31, 2008	Nine Months Ended December 31, 2009	For the Period from August 29, 2008 (Inception) to December 31, 2008	For the Cumulative Period from August 29, 2008 (Inception) to December 31, 2009
Revenue	$-	$-	$-	$-	$-

Expenses	10,153	3,792	33,867	16,292	52,879

Net loss for the period	$(10,153)	$(3,792)	$(33,867)	$(16,292)	$(52,879)

Loss per share - basic and diluted	*	*	$(0.01)	*

Weighted average number of common shares outstanding - basic and diluted	5,000,000	5,000,000	5,000,000	5,000,000

* Less than $.01
See Accompanying Notes to Financial Statements

Asia Select Acquisition III Corp.
(A Development Stage Company)
Statement of Stockholders' Equity (Deficit)

	Number of common shares	Par Value	Additional Paid-in Capital	(Deficit) Accumulated During the Development Stage	Total Stockholders' Equity (Deficit)
Balance, August 29, 2008 (date of inception)	-	$-	$-	$-	$-

Sale of common stock on September 3, 2008 at $0.00182 per share	5,000,000	500	8,590	-	9,090
Sale of warrants on September 3, 2008 at $0.00182 per warrant	-	-	910	-	910
Net loss for the period	-	-	-	(19,012)	(19,012)
Balance, March 31, 2009	5,000,000	500	9,500	(19,012)	(9,012)

Net loss for the period	-	-	-	(33,867)	(33,867)
Balance, December 31, 2009 (Unaudited)	5,000,000	$500	$9,500	$(52,879)	$(42,879)

See Accompanying Notes to Financial Statements

Asia Select Acquisition III Corp.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

	Nine Months Ended December 31, 2009	For the Period from August 29, 2008 (Inception) to December 31, 2008	For the Cumulative Period from August 29, 2008 (Inception) to December 31, 2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(33,867)	$(16,292)	$(52,879)
Changes in assets and liabilities:
Accounts payable	1,417	-	1,417
Net cash used in operating activities	(32,450)	(16,292)	(51,462)

CASH FLOWS FROM FINANCING ACTIVITIES
Notes payable-related parties	-	60,000	60,000
Proceeds from issuance of common stock and warrants	-	10,000	10,000
Net cash provided by financing activities	-	70,000	70,000

Change in cash and cash equivalents during the period	(32,450)	53,708	18,538

Cash and cash equivalents, beginning of period	50,988	-	-

Cash and cash equivalents, end of period	$18,538	$53,708	$18,538

Supplemental Disclosures
Interests paid			-
Income taxes paid .			-

See Accompanying Notes to Financial Statements

Asia Select Acquisition III Corp.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2009

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
December 31, 2009

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

At December 31, 2009 and 2008, the only potential dilutive securities were 500,001 common stock warrants. Due to the net loss, none of the potentially dilutive securities were included in the calculation of diluted earnings per share since their effect would be anti-dilutive.

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

During August and October 2008, the Company agreed to sell for $9,090 cash, 5,000,000 shares of its $.0001 par value common stock to various investors.  In addition, the Company also sold to these investors for $910 cash warrants to purchase 500,001 shares of common stock at an exercise price of $1.00.  On August 25, 2008, October 8, 2008, October 10, 2008, and October 22, 2008 the Company received payments from the shareholders in the amounts of $1,785, $1,429, $1,429, and $5,357, respectively, for the purchase of Common Stock and Warrants.  The common stock was issued June 17, 2009.  The warrants expire on the earlier of; 1) five years from sixty-one days after the date the Company files a Form 8-K regarding the consummation of a merger or other business combination with an operating business or any other event to which the Company ceases to be a “shell company”, or 2) ten years from the date the warrant was executed.

Asia Select Acquisition III Corp.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2009

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

The Company has evaluated events and transactions that occurred between January 1, 2010 and February 1, 2010 which is the date the financial statements were issued for possible disclosure or recognition in the financial statements. The Company has determined that there were no such events or transactions that warrant disclosure or recognition in the financial statements.

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

Liquidity and Capital Resources

As of December 31, 2009, the Company had assets equal to $18,538 comprised exclusively of cash and cash equivalents. This compares with assets of $50,988, comprised exclusively of cash and cash equivalents as of March 31, 2009.  The Company’s current liabilities as of December 31, 2009 totaled $61,417, comprised exclusively of accounts payable and notes payable to related parties. This compares to the Company’s current liabilities as of March 31, 2009 of $60,000 comprised exclusively of notes payable to related parties. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities for the nine months ended December 31, 2009, for the period from August 29, 2008 (Inception) to December 31, 2008, and for the cumulative period from August 29, 2008 (Inception) to December 31, 2009:

	Nine Months Ended December 31, 2009	For the Period from August 29, 2008 (Inception) to December 31, 2008	For the Cumulative Period fron August 29, 2008 (Inception) to December 31, 2009
Net Cash (Used in) Operating Activities	$(32,450)	$(16,292)	$(51,462)
Net Cash (Used in) Investing Activities	$-	$-	$-
Net Cash Provided by Financing Activities	$-	$70,000	$70,000
Net Increase (Decrease) in Cash and Cash Equivalents	$(32,450)	$53,708	$18,538

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

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from August 29, 2008 (Inception) to December 31, 2009.  It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance.  It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.  The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the three months ended December 31, 2008 and for the period from August 29, 2008 (Inception) to December 31, 2008, the Company had a net loss of $ 3,792 and $16,292, respectively, comprised exclusively of legal, accounting, audit and other professional service fees incurred in relation to the formation of the Company and the preparation of the Company’s registration statement on Form 10.

For the three and nine months ended December 31, 2009, the Company had a net loss of $10,153 and $33,867, respectively, comprised of legal, accounting, audit and other professional service fees incurred in relation to the formation of the Company, the filing of the Company’s registration statement on Form 10 in August of 2009 and the filing of the Company’s Form 10-Q for the periods ended June 30, 2009 and September 30, 2009 in November of 2009.

For the cumulative period from August 29, 2008 (Inception) to December 31, 2009, the Company had a net loss of $52,879, comprised exclusively of legal, accounting, audit and other professional service fees incurred in relation to the formation of the Company, the filing of the Company’s registration statement on Form 10 in August of 2009 and the filing of the Company’s Form 10-Q for the periods ended June 30, 2009 and September 30, 2009 in November of 2009.

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

As of December 31, 2009, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the quarter ended December 31, 2009 that have materially affected or are reasonably likely to materially affect our internal controls.

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

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2009.

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2009.

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

ASIA SELECT ACQUISITION III CORP.

Dated: February 1, 2010	By:	/s/ Min Kuang
Min Kuang
President, Secretary and Director
Principal Executive Officer
Principal Financial Officer