Form 10-Q
period 2010-09-30
ASIA SELECT ACQUISITION III CORP
filed 2010-11-12
CIK 1463176

FORM 10-Q
U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 5,000,000 shares of common stock, par value $.0001 per share, outstanding as of November 12, 2010.

ASIA SELECT ACQUISITION III CORP.

- INDEX -

		Page
PART I – FINANCIAL INFORMATION:

Item 1.	Financial Statements:	1

	Balance Sheets as of September 30, 2010 (Unaudited) and March 31, 2010	2

	Statements of Operations (Unaudited) for the Three and Six Months Ended September 30, 2010, the Three and Six Months Ended September 30, 2009 and the Cumulative Period from August 29, 2008 (Inception) to September 30, 2010	3

	Statements of Cash Flows (Unaudited) for the Six Months Ended September 30, 2010, the Six Months ended September 30, 2009 and the Cumulative Period from August 29, 2008 (Inception) to September 30, 2010	4

	Notes to Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	7

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	10

Item 4.	Controls and Procedures	10

PART II – OTHER INFORMATION:

Item 1.	Legal Proceedings	10

Item 1A.	Risk Factors	10

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	10

Item 3.	Defaults Upon Senior Securities	11

Item 4.	Removed and Reserved	11

Item 5.	Other Information	11

Item 6.	Exhibits	11

Signatures		13

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

The results for the period ended September 30, 2010 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Form 10-K filed with the Securities and Exchange Commission on June 29, 2010.

Asia Select Acquisition III Corp.
(A Development Stage Company)
Balance Sheets
(Expressed in US dollars)

	September 30, 2010 $	March 31, 2010 $
	(unaudited)

ASSETS

Current Assets

Cash	12,294	8,122

Total Assets	12,294	8,122

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable	5,469	10,260
Due to related parties (Note 4)	83,086	60,000

Total Liabilities	88,555	70,260

Going Concern (Note 2)

Stockholders’ Deficit

Preferred Stock, 1,000,000 shares authorized, $0.0001 par value, none issued	–	–

Common stock, 100,000,000 shares authorized, $0.0001 par value 5,000,000 shares issued and outstanding	500	500

Additional paid-in capital	9,500	9,500

Deficit accumulated during the development stage	(86,261)	(72,138)

Total Stockholders’ Deficit	(76,261)	(62,138)

Total Liabilities and Stockholders’ Deficit	12,294	8,122

(The accompanying notes are an integral part of these financial statements)

Asia Select Acquisition III Corp.
(A Development Stage Company)
Statements of Operations
(Expressed in US dollars)
(unaudited)

	Three months ended	Three months ended	Six months ended	Six months ended	Accumulated from August 29, 2008 (date of inception)
	September 30,	September 30	September 30,	September 30	to September 30,
	2010	2009	2010	2009	2010
	$	$	$	$	$

Revenue	–	–	–	–	–

Expenses

General and administrative (Note 4)	11,125	14,448	14,123	23,715	86,261

Total Expenses	11,125	14,448	14,123	23,715	86,261

Net Loss	(11,125)	(14,448)	(14,123)	(23,715)	(86,261)

Net Loss Per Common Share, Basic and Diluted	–	–	–	–

Weighted Average Number of Common Shares Outstanding	5,000,000	5,000,000	5,000,000	5,000,000

(The accompanying notes are an integral part of these financial statements)

Asia Select Acquisition III Corp.
(A Development Stage Company)
Statements of Cash Flows
(Expressed in US dollars)
(unaudited)

	Six months ended September 30, 2010	Six months ended September 30, 2009	Accumulated from August 29, 2008 (date of inception) to September 30, 2010

Operating Activities

Net loss	(14,123)	(23,715)	(86,261)

Changes in operating assets and liabilities:

Accounts payable	(4,791)	4	5,469

Net Cash Used in Operating Activities	(18,914)	(23,711)	(80,792)

Financing Activities

Advances from related parties	33,086	–	93,086
Repayment of advances from related parties	(10,000)		(10,000)
Proceeds from the issuance of common stock	3,086	–	13,086
Common stock repurchased	(3,086)		(3,086)

Net Cash Provided by Financing Activities	23,086	–	93,086

Increase (Decrease) in Cash	4,172	(23,711)	12,294

Cash, Beginning of Period	8,122	50,988	–

Cash, End of Period	12,294	27,277	12,294

Supplemental Disclosures:

Interest paid	–	–	–
Income tax paid	–	–	–

(The accompanying notes are an integral part of these financial statements)

Asia Select Acquisition III Corp.
(A Development Stage Company)
Notes to the Financial Statements
September 30, 2010
(Expressed in US dollars)
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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its obligations in the normal course of business. As of June 30, 2010, the Company has not generated any revenues, has a working capital deficit of $76,261, and has accumulated losses since inception. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, the acquisition of a business and attainment of profitable operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

3.	Recent Accounting Pronouncements

In January 2010, the FASB issued an amendment to ASC 820, “Fair Value Measurements and Disclosures”, to require reporting entities to separately disclose the amounts and business rationale for significant transfers in and out of Level 1 and Level 2 fair value measurements and separately present information regarding purchase, sale, issuance, and settlement of Level 3 fair value measures on a gross basis. The adoption of this standard with the exception of disclosures regarding the purchase, sale, issuance, and settlement of Level 3 fair value measures which are effective for fiscal years beginning after December 15, 2010, did not have a material effect on the financial statements. The adoption of the remainder of the standard is not expected to have a material effect on the Company’s financial statements.

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

Asia Select Acquisition III Corp.
(A Development Stage Company)
Notes to the Financial Statements
September 30, 2010
(Expressed in US dollars)
(unaudited)

4.	Related Party Transactions

(a)	During the six months ended September 30, 2010, the Company paid $3,000 (2009 - $3,000) in office and administrative fees to a company controlled by the President of the Company.

(b)
On June 11, 2010, the Company issued a promissory note for $33,086 for proceeds received from a company controlled by the President of the Company. The loan payable is non-interest bearing, unsecured, and due on demand. The Company repaid $10,000 during the quarter ended September 30, 2010.

5.	Common Stock

On July 29, 2010, the Company repurchased 1,542,858 shares of common stock for $3,086. On the same date, the Company issued 1,542,858 shares of common stock for proceeds of $3,086.

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

Description of Business

The Company was incorporated in the State of Delaware on August 29, 2008 (Inception). The Company maintains its principal executive office at 300-155 West Hastings Street, Vancouver, Canada V6E 2E9. Since inception, the Company has been engaged in organizational efforts and obtaining initial financing. The Company was formed as a vehicle to pursue a business combination through the acquisition of, or merger with, an operating business. The Company filed a registration statement on Form 10 with the U.S. Securities and Exchange Commission (the “SEC”) on August 6, 2009, and since its effectiveness, the Company has focused its efforts to identify a possible business combination

The Company is currently considered to be a “blank check” company. The SEC defines those companies as "any development stage company that is issuing a penny stock, within the meaning of Section 3(a)(51) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and that has no specific business plan or purpose, or has indicated that its business plan is to merge with an unidentified company or companies." Many states have enacted statutes, rules and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions. The Company is also a “shell company,” defined in Rule 12b-2 under the Exchange Act as a company with no or nominal assets (other than cash) and no or nominal operations. Management does not intend to undertake any efforts to cause a market to develop in our securities, either debt or equity, until we have successfully concluded a business combination. The Company intends to comply with the periodic reporting requirements of the Exchange Act for so long as we are subject to those requirements.

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

We believe we will be able to meet these costs through use of funds in our treasury, through deferral of fees by certain service providers and additional amounts, as necessary, to be loaned to or invested in us by our stockholders, management or other investors. As of the date of the period covered by this report, the Company has $12,294 in its treasury. There are no assurances that the Company will be able to secure any additional funding as needed.  Currently, however, our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Our ability to continue as a going concern is also dependent on our ability to find a suitable target Company and enter into a possible reverse merger with such Company. Management’s plan includes obtaining additional funds by equity financing through a reverse merger transaction and/or related party advances, however there is no assurance of additional funding being available.

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

Liquidity and Capital Resources

As of September 30, 2010, the Company had assets equal to $12,294 comprised exclusively of cash. This compares with assets of $8,122, comprised exclusively of cash as of March 31, 2010.  The Company’s current liabilities as of September 30, 2010 totaled $88,555 comprised exclusively of accounts payable and notes payable to related parties. This compares to the Company’s current liabilities as of March 31, 2010 of $70,260. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities for the six months ended September 30, 2010 and September 30, 2009 and the period from August 29, 2008 (Inception) to September 30, 2010:

	For the Six Months Ended September 30, 2010	For the Six Months ended September 30, 2009	For the Cumulative Period from August 29, 2008 (Inception) to September 30, 2010

Net Cash (Used in) Operating Activities	$(18,914)	$(23,711)	$(80,792)
Net Cash (Used in) Investing Activities	$-	$-	$-

Net Cash Provided by Financing Activities	$23,086	$-	$93,086
Net Increase (decrease) in Cash	$4,172	$(23,711)	$12,294

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

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from August 29, 2008 (Inception) to September 30, 2010.  It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance.  It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.  The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the three and six months ended September 30, 2010, the Company had a net loss of $11,125 and $14,123 respectively, comprised of legal, accounting, audit and other professional service fees incurred in relation to the preparation and the filing of the Company’s periodic reports on Form 10-Q and Form 10-K.

For the three and six months ended September 30, 2009, the Company had a net loss of $14,448 and $23,715, comprised of legal, accounting, audit and other professional service fees incurred in relation to the preparation and filing of the Company’s Form 10 in August of 2009.

For the cumulative period from August 29, 2008 (Inception) to September 30, 2010, the Company had a net loss of $86,261 comprised exclusively of legal, accounting, audit and other professional service fees incurred in relation to the formation of the Company, the filing of the Company’s Registration Statement on Form 10 in August of 2009, and the filing of the Company’s periodic reports on Form 10-Q and Form 10-K.

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

As of September 30, 2010, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the quarter ended September 30, 2010 that have materially affected or are reasonably likely to materially affect our internal controls.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings.

There are presently no material pending legal proceedings to which the Company, any of its subsidiaries, any executive officer, any owner of record or beneficially of more than five percent of any class of voting securities is a party or as to which any of its property is subject, and no such proceedings are known to the Registrant to be threatened or contemplated against it.

Item 1A.  Risk Factors.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales

On July 29, 2010, the Company sold 1,542,858 shares of common stock, par value $.0001 (the “Common Stock”) to Orient Venture Management Limited, a Hong Kong company (“Orient”).  The Company sold such shares of Common Stock to Orient for an aggregate purchase price equal to $3,086.00 (the “Sale of Stock”) and pursuant to the terms and conditions contained in that certain common stock purchase agreement (the “Purchase Agreement”).  The Company consummated the Sale of Stock under the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”). The description of the Purchase Agreement included herein is intended to be a summary only and is qualified in its entirety by the terms of the Purchase Agreement filed as Exhibit 10.4 to the Company’s Form 8-K filed on August 3, 2010.

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1 through
July 31 (1)	1,542,858	$0.002	–	–
August 1 through
August 31	–	–	–	–
September 1 through
September 30	–	–	–	–

(1)
On July 29, 2010, the Company repurchased an aggregate of 1,542,858 shares (the “Shares”) of its Common Stock from certain of its shareholders for an aggregate purchase price equal to $3,086.00 (the “Repurchase”) pursuant to the terms and conditions contained in those certain separate repurchase agreements (the “Repurchase Agreement”). The description of the Repurchase Agreement included herein is intended to be a summary only and is qualified in its entirety by the terms of the Repurchase Agreement filed as Exhibit 10.1, 10.2, and 10.3 to the Company’s Form 8-K filed on August 3, 2010.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Removed and Reserved.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

(a)  Exhibits required by Item 601 of Regulation S-K.

Exhibit No.	Description

*3.1	Certificate of Incorporation, as filed with the Delaware Secretary of State on August 29, 2008.

*3.2	By-laws.

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010.

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010.

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

ASIA SELECT ACQUSITION III CORP.

Dated: November 12, 2010	By:	/s/ Min Kuang
Min Kuang
President, Secretary and Director
Principal Executive Officer
Principal Financial Officer