Form 10-Q
period 2010-12-31
ASIA SELECT ACQUISITION III CORP
filed 2011-02-14
CIK 1463176

FORM 10-Q
U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 5,000,000 shares of common stock, par value $.0001 per share, outstanding as of February 14, 2011.

ASIA SELECT ACQUISITION III CORP.

- INDEX -

		Page
PART I – FINANCIAL INFORMATION:

Item 1.	Financial Statements:	1

	Balance Sheets as of December 31, 2010 (Unaudited) and March 31, 2010	2

	Statements of Operations (Unaudited) for the Three and Nine Months Ended
	December 31, 2010, the Three and Nine Months Ended December 31, 2009 and
	the Cumulative Period from August 29, 2008 (Inception) to December 31, 2010	3

	Statements of Cash Flows (Unaudited) for the Nine Months Ended
	December 31, 2010, the Nine Months ended December 31, 2009 and the
	Cumulative Period from August 29, 2008 (Inception) to December 31, 2010	4

	Notes to Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	7

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	10

Item 4.	Controls and Procedures	10

PART II – OTHER INFORMATION:

Item 1.	Legal Proceedings	10

Item 1A.	Risk Factors	10

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	10

Item 3.	Defaults Upon Senior Securities	11

Item 4.	Removed and Reserved	11

Item 5.	Other Information	11

Item 6.	Exhibits	11

Signatures		13

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

The results for the period ended December 31, 2010 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Form 10-K filed with the Securities and Exchange Commission on June 29, 2010.

ASIA SELECT ACQUISITION III CORP.
(A Development Stage Company)
Balance Sheets
(Expressed in US dollars)

	December 31, 2010 $	March 31, 2010 $
	(unaudited)

ASSETS

Current Assets

Cash	8,183	8,122

Total Assets	8,183	8,122

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable	4,027	10,260
Due to related parties (Note 4)	84,515	60,000

Total Liabilities	88,542	70,260

Going Concern (Note 2)

Stockholders’ Deficit

Preferred Stock, 1,000,000 shares authorized, $0.0001 par value, none issued	–	–

Common stock, 100,000,000 shares authorized, $0.0001 par value 5,000,000 shares issued and outstanding	500	500

Additional paid-in capital	9,500	9,500

Deficit accumulated during the development stage	(90,359)	(72,138)

Total Stockholders’ Deficit	(80,359)	(62,138)

Total Liabilities and Stockholders’ Deficit	8,183	8,122

(The accompanying notes are an integral part of these financial statements)

ASIA SELECT ACQUISITION III CORP.
(A Development Stage Company)
Statements of Operations
(Expressed in US dollars)
(unaudited)

	Three months ended	Three months ended	Nine months ended	Nine months ended	Accumulated from August 29, 2008 (date of inception)
	December 31,	December 31,	December 31,	December 31,	to December 31,
	2010	2009	2010	2009	2010
	$	$	$	$	$

Revenue	–	–	–	–	–

Expenses

General and administrative (Note 4)	4,098	10,153	18,221	33,867	90,359

Total Expenses	4,098	10,153	18,221	33,867	90,359

Net Loss	(4,098)	(10,153)	(18,221)	(33,867)	(90,359)

Net Loss Per Common Share, Basic and Diluted	–	–	–	(0.01)

Weighted Average Number of Common Shares Outstanding	5,000,000	5,000,000	5,000,000	5,000,000

(The accompanying notes are an integral part of these financial statements)

ASIA SELECT ACQUISITION III CORP.
(A Development Stage Company)
Statements of Cash Flows
(Expressed in US dollars)
(unaudited)

	Nine months ended December 31, 2010	Nine months ended December 31, 2009	Accumulated from August 29, 2008 (date of inception) to December 31, 2010

Operating Activities

Net loss	(18,221)	(33,867)	(90,359)

Changes in operating assets and liabilities:

Accounts payable	(6,233)	1,417	4,027

Net Cash Used in Operating Activities	(24,454)	(32,450)	(86,332)

Financing Activities

Advances from related parties	33,086	–	93,086
Repayment of advances from related parties	(8,571)		(8,571)
Proceeds from the issuance of common stock	3,086	–	13,086
Common stock repurchased	(3,086)		(3,086)

Net Cash Provided by Financing Activities	24,515	–	94,515

Increase (Decrease) in Cash	61	(32,450)	8,183

Cash, Beginning of Period	8,122	50,988	–

Cash, End of Period	8,183	18,538	8,183

Supplemental Disclosures:

Interest paid	–	–	–
Income tax paid	–	–	–

(The accompanying notes are an integral part of these financial statements)

Asia Select Acquisition III Corp.
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2010
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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its obligations in the normal course of business. As of December 31, 2010, the Company has not generated any revenues, has a working capital deficit of $80,359, and has accumulated losses since inception. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, the acquisition of a business and attainment of profitable operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Asia Select Acquisition III Corp.
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2010
(Expressed in US dollars)
(unaudited)

4.	Related Party Transactions

(a)	During the nine months ended December 31, 2010, the Company paid $4,500 (2009 - $4,500) in office and administrative fees to a company controlled by the President of the Company.

(b)
On June 11, 2010, the Company issued a promissory note for $33,086 for proceeds received from a company controlled by the President of the Company. The loan payable is non-interest bearing, unsecured, and due on demand.

(c)	During the nine months ended December 31, 2010, the Company repaid $8,571 to a former director of the Company for a promissory note issued during the year ended March 31, 2009.

5.	Common Stock

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

We believe we will be able to meet these costs through use of funds in our treasury, through deferral of fees by certain service providers and additional amounts, as necessary, to be loaned to or invested in us by our stockholders, management or other investors. As of the date of the period covered by this report, the Company has $8,183 in its treasury. There are no assurances that the Company will be able to secure any additional funding as needed.  Currently, however, our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Our ability to continue as a going concern is also dependent on our ability to find a suitable target Company and enter into a possible reverse merger with such Company. Management’s plan includes obtaining additional funds by equity financing through a reverse merger transaction and/or related party advances, however there is no assurance of additional funding being available.

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

Since our Registration Statement on Form 10 went effective, our management has not had any contact or discussions with representatives of other entities regarding a business combination with us. Any target business that is selected may be a financially unstable company or an entity in its early stages of development or growth, including entities without established records of sales or earnings. In that event, we will be subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. In addition, we may effect a business combination with an entity in an industry characterized by a high level of risk, and, although our management will endeavor to evaluate the risks inherent in a particular target business, there can be no assurance that we will properly ascertain or assess all significant risks. Our management anticipates that it will likely be able to effect only one business combination, due primarily to our limited financing and the dilution of interest for present and prospective stockholders, which is likely to occur as a result of our management’s plan to offer a controlling interest to a target business in order to achieve a tax-free reorganization. This lack of diversification should be considered a substantial risk in investing in us, because it will not permit us to offset potential losses from one venture against gains from another.

The Company anticipates that the selection of a business combination will be complex and extremely risky. Our management believes that there are numerous firms seeking the perceived benefits of becoming a publicly traded corporation. Such perceived benefits of becoming a publicly traded corporation include, among other things, facilitating or improving the terms on which additional equity financing may be obtained, providing liquidity for the principals of and investors in a business, creating a means for providing incentive stock options or similar benefits to key employees, and offering greater flexibility in structuring acquisitions, joint ventures and the like through the issuance of stock. Potentially available business combinations may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

Liquidity and Capital Resources

As of December 31, 2010, the Company had assets equal to $8,183 comprised exclusively of cash. This compares with assets of $8,122, comprised exclusively of cash as of March 31, 2010.  The Company’s current liabilities as of December 31, 2010 totaled $88,542, comprised exclusively of accounts payable and notes payable to related parties. This compares to the Company’s current liabilities as of March 31, 2010 of $70,260, comprised exclusively of accounts payable and notes payable to related parties. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities for the nine months ended December 31, 2010 and December 31, 2009 and the period from August 29, 2008 (Inception) to December 31, 2010:

	For the Nine Months Ended December 31, 2010	For the Nine Months ended December 31, 2009	For the Cumulative Period from August 29, 2008 (Inception) to December 31, 2010

Net Cash (Used in) Operating Activities	$(24,454)	$(32,450)	$(86,332)
Net Cash (Used in) Investing Activities	$-	$-	$-

Net Cash Provided by Financing Activities	$24,515	$-	$94,515
Net Increase (decrease) in Cash	$61	$(32,450)	$8,183

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

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from August 29, 2008 (Inception) to December 31, 2010.  It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance.  It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.  The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the three and nine months ended December 31, 2010, the Company had a net loss of $4,098 and $18,221 respectively, comprised of legal, accounting, audit and other professional service fees incurred in relation to the preparation and the filing of the Company’s periodic reports on Form 10-Q and Form 10-K.

For the three and nine months ended December 31, 2009, the Company had a net loss of $10,153 and $33,867, comprised of legal, accounting, audit and other professional service fees incurred in relation to the preparation and filing of the Company’s Form 10 in August of 2009 and its periodic reports on Form 10-Q and Form 10-K.

For the cumulative period from August 29, 2008 (Inception) to December 31, 2010, the Company had a net loss of $90,359 comprised exclusively of legal, accounting, audit and other professional service fees incurred in relation to the formation of the Company, the filing of the Company’s Registration Statement on Form 10 in August of 2009 and the filing of the Company’s periodic reports on Form 10-Q and Form 10-K.

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

As of December 31, 2010, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the quarter ended December 31, 2010 that have materially affected or are reasonably likely to materially affect our internal controls.

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

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2010.

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2010.

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

ASIA SELECT ACQUSITION III CORP.

Dated: February 14, 2011	By:	/s/ Min Kuang
Min Kuang
President, Secretary and Director
Principal Executive Officer
Principal Financial Officer