Form 10-Q
period 2011-06-30
ASIA SELECT ACQUISITION III CORP
filed 2011-08-15
CIK 1463176

FORM 10-Q
U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 5,000,000 shares of common stock, par value $.0001 per share, outstanding as of August 11, 2011.

ASIA SELECT ACQUISITION III CORP.

- INDEX -

		Page
PART I – FINANCIAL INFORMATION:

Item 1.	Financial Statements:	1

	Balance Sheets as of June 30, 2011 (Unaudited) and March 31, 2011	2

	Statements of Operations (Unaudited) for the Three Months Ended June 30, 2011 and June 30, 2010 and the Cumulative Period from August 29, 2008 (Inception) to June 30, 2011	3

	Statements of Cash Flows (Unaudited) for the Three Months Ended June 30, 2011 and June 30, 2010 and the Cumulative Period from August 29, 2008 (Inception) to June 30, 2011	4

	Notes to Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	6

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	9

Item 4.	Controls and Procedures	9

PART II – OTHER INFORMATION:

Item 1.	Legal Proceedings	9

Item 1A.	Risk Factors	9

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	9

Item 3.	Defaults Upon Senior Securities	9

Item 4.	Removed and Reserved	10

Item 5.	Other Information	10

Item 6.	Exhibits	10

Signatures		11

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

The results for the period ended June 30, 2011 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Form 10-K filed with the Securities and Exchange Commission on June 30, 2011.

ASIA SELECT ACQUISITION III CORP.
(A Development Stage Company)
Balance Sheets
(Expressed in US dollars)

	June 30, 2011 $	March 31, 2011 $
	(unaudited)

ASSETS

Current Assets

Cash	9,897	3,643
Prepaid expenses	1,500	–

Total Assets	11,397	3,643

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable and accrued liabilities	7,027	5,512
Due to related parties (Note 4)	100,033	84,515

Total Liabilities	107,060	90,027

Going Concern (Note 1)

Stockholders’ Deficit

Preferred stock, 1,000,000 shares authorized, $0.0001 par value, none issued	–	–

Common stock, 100,000,000 shares authorized, $0.0001 par value 5,000,000 shares issued and outstanding	500	500

Additional paid-in capital	9,500	9,500

Deficit accumulated during the development stage	(105,663)	(96,384)

Total Stockholders’ Deficit	(95,663)	(86,384)

Total Liabilities and Stockholders’ Deficit	11,397	3,643

(The accompanying notes are an integral part of these financial statements)

ASIA SELECT ACQUISITION III CORP.
(A Development Stage Company)
Statements of Operations
(Expressed in US dollars)
(unaudited)

	Three months ended June 30, 2011 $	Three months ended June 30, 2010 $	Accumulated from August 29, 2008 (date of inception) to June 30, 2011 $

Revenue	–	–	–

Expenses

General and administrative (Note 4)	9,279	2,998	105,663

Total Expenses	9,279	2,998	105,663

Net Loss	(9,279)	(2,998)	(105,663)

Net Loss Per Common Share, Basic and Diluted	–	–

Weighted Average Number of Common Shares Outstanding	5,000,000	5,000,000

(The accompanying notes are an integral part of these financial statements)

ASIA SELECT ACQUISITION III CORP.
(A Development Stage Company)
Statements of Cash Flows
(Expressed in US dollars)
(unaudited)

	Three months ended June 30, 2011 $	Three months ended June 30, 2010 $	Accumulated from August 29, 2008 (date of inception) to June 30, 2011 $

Operating Activities

Net loss for the period	(9,279)	(2,998)	(105,663)

Changes in operating assets and liabilities:

Prepaid expenses	(1,500)	–	(1,500)
Accounts payable and accrued liabilities	1,515	(6,232)	7,027

Net Cash Used in Operating Activities	(9,264)	(9,230)	(100,136)

Financing Activities

Advances from related parties	15,518	33,086	108,604
Repayment of advances from related parties	–	–	(8,571)
Proceeds from the issuance of common stock	–	–	13,086
Common stock repurchased	–	–	(3,086)

Net Cash Provided by Financing Activities	15,518	33,086	110,033

Increase in Cash	6,254	23,856	9,897

Cash, Beginning of Period	3,643	31,978	–

Cash, End of Period	9,897	8,122	9,897

Supplemental Disclosures:

Interest paid	–	–	–
Income tax paid	–	–	–

(The accompanying notes are an integral part of these financial statements)

ASIA SELECT ACQUISITION III CORP.
(A Development Stage Company)
Notes to the Financial Statements
June 30, 2011
(Expressed in US dollars)
(unaudited)

1.
The accompanying financial statements of Asia Select Acquisition III Corp. (the “Company”) should be read in conjunction with the financial statements and accompanying notes filed with the U.S. Securities and Exchange Commission in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2011. In the opinion of management, the accompanying financial statements reflect all adjustments of a recurring nature considered necessary to present fairly the Company’s financial position and the results of its operations and its cash flows for the periods shown.

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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its obligations in the normal course of business. As of June 30, 2011, the Company has not generated any revenues, has a working capital deficit of $95,663, and has accumulated losses since inception. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, the acquisition of a business and attainment of profitable operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

3.	Recent Accounting Pronouncements

In January 2010, the FASB issued an amendment to ASC 820, “Fair Value Measurements and Disclosures”, to require reporting entities to separately disclose the amounts and business rationale for significant transfers in and out of Level 1 and Level 2 fair value measurements and separately present information regarding purchase, sale, issuance, and settlement of Level 3 fair value measures on a gross basis. The adoption of this standard with the exception of disclosures regarding the purchase, sale, issuance, and settlement of Level 3 fair value measures which are effective for fiscal years beginning after December 15, 2010, did not have a material effect on the financial statements. The adoption of the remainder of the standard did not have a material effect on the Company’s financial statements.

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

4.	Related Party Transactions

(a)	For the three months ended June 30, 2011, the Company paid $1,500 (2010 - $1,500) in office and administrative fees to a company controlled by the President of the Company.

(b)
As at June 30, 2011, the Company owed a total of $91,462 (March 31, 2011 - $75,944) to companies controlled by the President of the Company which are non-interest bearing, unsecured, and due on demand.

(c)	As at June 30, 2011, the Company owed $8,571 (March 31, 2011 - $8,571) to a director of the Company which is non-interest bearing, unsecured, and due on demand.

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

We believe we will be able to meet these costs through use of funds in our treasury, through deferral of fees by certain service providers and additional amounts, as necessary, to be loaned to or invested in us by our stockholders, management or other investors. As of the date of the period covered by this report, the Company has $9,897 in its treasury. There are no assurances that the Company will be able to secure any additional funding as needed.  Currently, however, our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Our ability to continue as a going concern is also dependent on our ability to find a suitable target company and enter into a possible reverse merger with such company. Management’s plan includes obtaining additional funds by equity financing through a reverse merger transaction and/or related party advances, however there is no assurance of additional funding being available.

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

The Company anticipates that the selection of a business combination will be complex and extremely risky. Because of general economic conditions, rapid technological advances being made in some industries and shortages of available capital, our management believes that there are numerous firms seeking the perceived benefits of becoming a publicly traded corporation. Such perceived benefits of becoming a publicly traded corporation include, among other things, facilitating or improving the terms on which additional equity financing may be obtained, providing liquidity for the principals of and investors in a business, creating a means for providing incentive stock options or similar benefits to key employees, and offering greater flexibility in structuring acquisitions, joint ventures and the like through the issuance of stock. Potentially available business combinations may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

Liquidity and Capital Resources

As of June 30, 2011, the Company had assets equal to $11,397 comprised of cash and prepaid expenses. This compares with assets of $3,643, comprised exclusively of cash as of March 31, 2011.  The Company’s current liabilities as of June 30, 2011 totaled $107,060 comprised of accounts payable and notes payable to related parties. This compares to the Company’s current liabilities as of March 31, 2011 of $90,027. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities for the three months ended June 30, 2011 and June 30, 2010 and the period from August 29, 2008 (Inception) to June 30, 2011:

	For the Three Months Ended June 30, 2011	For the Three Months ended June 30, 2010	For the Cumulative Period from August 29, 2008 (Inception) to June 30, 2011
Net Cash (Used in) Operating Activities	$(9,264)	$(9,230)	$(100,136)
Net Cash (Used in) Investing Activities	$-	$-	$-
Net Cash Provided by Financing Activities	$15,518	$33,086	$110,033
Net Increase (decrease) in Cash	$6,254	$23,856	$9,897

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

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from August 29, 2008 (Inception) to June 30, 2011.  It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance.  It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.  The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the three months ended June 30, 2011, the Company had a net loss of $9,279, comprised of legal, accounting, audit and other professional service fees incurred in relation to the preparation and the filing of the Company’s periodic reports.

For the three months ended June 30, 2010, the Company had a net loss of $2,998, comprised of legal, accounting, audit and other professional service fees incurred in relation to the preparation and filing of the Company’s periodic reports.

For the cumulative period from August 29, 2008 (Inception) to June 30, 2011, the Company had a net loss of $105,663, comprised exclusively of legal, accounting, audit and other professional service fees incurred in relation to the formation of the Company, the filing of the Company’s Registration Statement on Form 10 in August of 2009 the filing of the Company’s periodic reports on Form 10-Q and Form 10-K.

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

As of June 30, 2011, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, and in light of weakness identified in our internal controls over financial reporting which were disclosed in our Annual Report on Form 10-K for the year ended March 31, 2011, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the quarter ended June 30, 2011 that have materially affected or are reasonably likely to materially affect our internal controls.

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

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Removed and Reserved.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

(a)  Exhibits required by Item 601 of Regulation S-K.

Exhibit No.	Description

*3.1	Certificate of Incorporation, as filed with the Delaware Secretary of State on May 20, 2008.

*3.2	By-laws.

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011.

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011.

32.1	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Company’s Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

EX-101.INS	XBRL Instance Document

EX-101.SCH	XBRL Taxonomy Extension Schema

EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase

EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase

EX-101.LAB	XBRL Taxonomy Extension Label Linkbase

EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Filed as an exhibit to the Company's Registration Statement on Form 10, as filed with the SEC on August 6, 2009, and incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASIA SELECT ACQUSITION III CORP.

Dated: August 15, 2011	By:	/s/ Min Kuang
Min Kuang
President, Secretary and Director
Principal Executive Officer
Principal Financial Officer