Form 10-Q
period 2011-09-30
ASIA SELECT ACQUISITION III CORP
filed 2011-11-14
CIK 1463176

FORM 10-Q
U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 5,000,000 shares of common stock, par value $.0001 per share, outstanding as of November 14, 2011.

ASIA SELECT ACQUISITION III CORP.

- INDEX -

PART I – FINANCIAL INFORMATION:		Page

Item 1.	Financial Statements:	1

	Balance Sheets as of September 30, 2011 (Unaudited) and March 31, 2011	2

	Statements of Operations (Unaudited) for the Three and Six Months Ended September 30, 2011 and September 30, 2010 and the Cumulative Period from August 29, 2008 (Inception) to September 30, 2011	3

	Statements of Cash Flows (Unaudited) for the Six Months Ended September 30, 2011 and September 30, 2010 and the Cumulative Period from August 29, 2008 (Inception) to September 30, 2011	4

	Notes to Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	6

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	9

Item 4.	Controls and Procedures	9

PART II – OTHER INFORMATION:

Item 1.	Legal Proceedings	9

Item 1A.	Risk Factors	9

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	9

Item 3.	Defaults Upon Senior Securities	9

Item 4.	Removed and Reserved	10

Item 5.	Other Information	10

Item 6.	Exhibits	10

Signatures		11

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

The results for the period ended September 30, 2011 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Form 10-K filed with the Securities and Exchange Commission on June 30, 2011.

ASIA SELECT ACQUISITION III CORP.
(A Development Stage Company)
Balance Sheets
(Expressed in US dollars)

	September 30,	March 31,
	2011	2011
	$	$
	(unaudited)

ASSETS

Current Assets

Cash	5,500	3,643
Prepaid expenses	1,000	–

Total Assets	6,500	3,643

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable and accrued liabilities	1,884	5,512
Due to related parties (Note 4)	105,232	84,515

Total Liabilities	107,116	90,027

Going Concern (Note 1)

Stockholders’ Deficit

Preferred stock, 1,000,000 shares authorized, $0.0001 par value, none issued	–	–

Common stock, 100,000,000 shares authorized, $0.0001 par value 5,000,000 shares issued and outstanding	500	500

Additional paid-in capital	9,500	9,500

Deficit accumulated during the development stage	(110,616)	(96,384)

Total Stockholders’ Deficit	(100,616)	(86,384)

Total Liabilities and Stockholders’ Deficit	6,500	3,643

(The accompanying notes are an integral part of these financial statements)

ASIA SELECT ACQUISITION III CORP.
(A Development Stage Company)
Statements of Operations
(Expressed in US dollars)
(unaudited)

					Accumulated from
	Three months	Three months	Six months	Six months	August 29, 2008 (date
	ended	ended	ended	ended	of inception)
	September 30,	September 30	September 30,	September 30	to September 30,
	2011	2010	2011	2010	2011
	$	$	$	$	$

Revenue	–	–	–	–	–

Expenses

General and administrative (Note 4)	4,953	11,125	14,232	14,123	110,616

Total Expenses	4,953	11,125	14,232	14,123	110,616

Net Loss	(4,953)	(11,125)	(14,232)	(14,123)	(110,616)

Net Loss Per Common Share, Basic and Diluted	–	–	–	–

Weighted Average Number of Common Shares Outstanding	5,000,000	5,000,000	5,000,000	5,000,000

(The accompanying notes are an integral part of these financial statements)

ASIA SELECT ACQUISITION III CORP.
(A Development Stage Company)
Statements of Cash Flows
(Expressed in US dollars)
(unaudited)

			Accumulated from
	Six months	Six months	August 29, 2008
	ended	ended	(date of inception)
	September 30,	September 30,	to September 30,
	2011	2010	2011
	$	$	$

Operating Activities

Net loss for the period	(14,232)	(14,123)	(110,616)

Changes in operating assets and liabilities:

Prepaid expenses	(1,000)	–	(1,000)
Accounts payable and accrued liabilities	(3,628)	(4,791)	1,884

Net Cash Used in Operating Activities	(18,860)	(18,914)	(109,732)

Financing Activities

Advances from related parties	20,717	33,086	113,803
Repayment of advances from related parties	–	(10,000)	(8,571)
Proceeds from the issuance of common stock	–	3,086	13,086
Common stock repurchased	–	(3,086)	(3,086)

Net Cash Provided by Financing Activities	20,717	23,086	115,232

Increase in Cash	1,857	4,172	5,500

Cash, Beginning of Period	3,643	8,122	–

Cash, End of Period	5,500	12,294	5,500

Supplemental Disclosures:

Interest paid	–	–	–
Income tax paid	–	–	–

(The accompanying notes are an integral part of these financial statements)

ASIA SELECT ACQUISITION III CORP.
(A Development Stage Company)
Notes to the Financial Statements
September 30, 2011
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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its obligations in the normal course of business. As of September 30, 2011, the Company has not generated any revenues, has a working capital deficit of $100,616, and has accumulated losses of $110,616 since inception. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, the acquisition of a business and attainment of profitable operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

4.	Related Party Transactions

(a)	For the six months ended September 30, 2011, the Company paid $3,000 (2010 - $3,000) in office and administrative fees to a company controlled by the President of the Company.

(b)
As at September 30, 2011, the Company owed a total of $96,661 (March 31, 2011 - $75,944) to companies controlled by the President of the Company which are non-interest bearing, unsecured, and due on demand.

(c)	As at September 30, 2011, the Company owed $8,571 (March 31, 2011 - $8,571) to a director of the Company which is non-interest bearing, unsecured, and due on demand.

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

We believe we will be able to meet these costs through use of funds in our treasury, through deferral of fees by certain service providers and additional amounts, as necessary, to be loaned to or invested in us by our stockholders, management or other investors. As of the date of the period covered by this report, the Company has $5,500 of cash in its treasury. There are no assurances that the Company will be able to secure any additional funding as needed.  Currently, however, our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Our ability to continue as a going concern is also dependent on our ability to find a suitable target company and enter into a possible reverse merger with such company. Management’s plan includes obtaining additional funds by equity financing through a reverse merger transaction and/or related party advances, however there is no assurance of additional funding being available.

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

Liquidity and Capital Resources

           As of September 30, 2011, the Company had assets equal to $6,500 comprised of cash and prepaid expenses. This compares with assets of $3,643, comprised exclusively of cash as of March 31, 2011.  The Company’s current liabilities as of September 30, 2011 totaled $107,116 comprised of accounts payable and accrued liabilities and amounts due to related parties. This compares to the Company’s current liabilities as of March 31, 2011 of $90,027, comprised of accounts payable and accrued liabilities and amounts due to related parties. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities for the six months ended September 30, 2011 and September 30, 2010 and the period from August 29, 2008 (Inception) to September 30, 2011:

			For the Cumulative
			Period from
	For the Six	For the Six	August 29, 2008
	Months Ended	Months ended	(Inception) to
	September 30,	September 30,	September 30,
	2011	2010	2011
Net Cash (Used in) Operating Activities	$(18,860)	$(18,914)	$(109,732)
Net Cash (Used in) Investing Activities	$-	$-	$-
Net Cash Provided by Financing Activities	$20,717	$23,086	$115,232
Net Increase in Cash	$1,857	$4,172	$5,500

The Company has minimal assets and has generated no revenues since inception. The Company is also dependent upon the receipt of capital investment or other financing to fund its ongoing operations and to execute its business plan of seeking a combination with a private operating company. In addition, the Company is dependent upon certain related parties to provide continued funding and capital resources. If continued funding and capital resources are unavailable at reasonable terms, the Company may not be able to implement its plan of operations.

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from August 29, 2008 (Inception) to September 30, 2011.  It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance.  It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.  The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the three and six months ended September 30, 2011, the Company had a net loss of $4,953 and $14,232, respectively, comprised of legal, accounting, audit and other professional service fees incurred in relation to the preparation and the filing of the Company’s periodic reports.

For the three and six months ended September 30, 2010, the Company had a net loss of $11,125 and $14,123, respectively, comprised of legal, accounting, audit and other professional service fees incurred in relation to the preparation and filing of the Company’s periodic reports.

For the cumulative period from August 29, 2008 (Inception) to September 30, 2011, the Company had a net loss of $110,616, comprised exclusively of legal, accounting, audit and other professional service fees incurred in relation to the formation of the Company, the filing of the Company’s Registration Statement on Form 10 in August of 2009 the filing of the Company’s periodic reports on Form 10-Q and Form 10-K.

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

As of September 30, 2011, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, and in light of weakness identified in our internal controls over financial reporting which were disclosed in our Annual Report on Form 10-K for the year ended March 31, 2011, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the quarter ended September 30, 2011 that have materially affected or are reasonably likely to materially affect our internal controls.

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

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011.

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011.

32.1	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Company’s Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Filed as an exhibit to the Company's Registration Statement on Form 10, as filed with the SEC on August 6, 2009, and incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASIA SELECT ACQUSITION III CORP.

Dated: November 14, 2011	By:	/s/ Min Kuang
Min Kuang
President, Secretary and Director
Principal Executive Officer
Principal Financial Officer